Form 10-Q
period 2025-10-31
Venyra Corp
filed 2025-12-18
CIK 2074652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2025

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-288757

VENYRA CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	7372 (Primary Standard Industrial Classification Number)	30-1439127 (IRS Employer Identification Number)

Juvenal Victor

Fontes Dos Santos

1309 Coffeen Avenue STE 1200, Sheridan, Wyoming 82801

(562) 312-6022

Email: office@venyra.net

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	-	-

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,000,000 common shares issued and outstanding as of December 18, 2025.

VENYRA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Venyra Corporation (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Venyra Corporation

Condensed Balance Sheets

	As of October 31, 2025 (Unaudited)	As of April 30, 2025

ASSETS
Current Assets
Cash	$5,588	$4,000
Prepaid Expense	4,000	-
Total Current Assets	9,588	4,000

Intangible Assets	38,033	19,300
Total Intangible Assets	38,033	19,300
TOTAL ASSETS	$47,621	$23,300

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$-	$3,500
Deferred Revenue	15,714	-
Loan from Related Parties	53,986	17,229
Total Current Liabilities	69,700	20,729
TOTAL LIABILITIES	$69,700	$20,729

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 4,000,000 shares issued and outstanding as of October 31, 2025 and April 30, 2025, respectively	4,000	4,000
Accumulated Deficit	(26,079)	(1,429)
Total Stockholder’s Equity (Deficit)	$(22,079)	$2,571
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$47,621	$23,300

See accompanying notes, which are an integral part of these condensed financial statements

Venyra Corporation

Condensed Statements of Operations for the three and six months ended October 31, 2025 and 2024 (Unaudited)

	Three months ended October 31, 2025	Three months ended October 31, 2024	Six months ended October 31, 2025	Six months ended October 31, 2024
REVENUES	$9,184	$-	$9,184	$-
OPERATING EXPENSES
General & Administrative Expenses	19,496	-	30,607	-
Amortization	2,261	-	3,227	-
TOTAL OPERATING EXPENSES	21,757	-	33,834	-

INCOME (LOSS) FROM OPERATIONS	(12,573)	-	(24,650)	-

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(12,573)	$-	$(24,650)	$-

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$-	$(0.00)	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,000,000	-	4,000,000	-

See accompanying notes, which are an integral part of these condensed financial statements

Venyra Corporation

Condensed Statement of Changes in Stockholder’s Equity (Deficit)

For the three and six months ended October 31, 2025 (Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance at April 30, 2025	4,000,000	$4,000	$-	$(1,429)	$2,571
Net Loss	-	-	-	(12,077)	(12,077)
Balance at July 31, 2025	4,000,000	4,000	-	(13,506)	(9,506)
Net Loss	-	-	-	(12,573)	(12,573)
Balance at October 31, 2025	4,000,000	$4,000	$-	$(26,079)	$(22,079)

See accompanying notes, which are an integral part of these condensed financial statements

Venyra Corporation

Condensed Statements of Cash Flows

For the six months ended October 31, 2025 and 2024

(Unaudited)

	For the six months ended October 31, 2025	For the six months ended October 31, 2024
OPERATING ACTIVITIES
Net Loss	$(24,650)	$-
Changes in Operating Assets and Liabilities:
Accounts Payable	(3,500)	-
Prepaid Expense	(4,000)	-
Deferred Revenue	15,713	-
Amortization Expense	3,227	-
Net Cash Used in Operating Activities	$(13,210)	$-

INVESTING ACTIVITIES
Development of an Intangible Assets	(21,960)	-
Net Cash Used in Investing Activities	$(21,960)	$-

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	36,758	-
Net Cash Provided by Financing Activities	$36,758	$-

Net Cash increase for Period	$1,588	$-

Cash at Beginning of Period	$4,000	$-
Cash at End of Period	$5,588	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements

Venyra Corporation

Notes to the Condensed Financial Statements

(Unaudited)

Note 1 – Nature of Business

Venyra Corporation (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on February 20, 2025 (Inception). Venyra Corporation is a technology-driven company developing a platform with AI-powered services aimed at simplifying and enhancing the startup journey. Our mission is to empower entrepreneurs, solopreneurs, and small business teams by providing them with innovative, efficient, and user-friendly tools for business planning, branding, and strategic development.

We have launched the initial version of our website and completed the development Application Programming Interface (“the API”). We intend to integrate AI-powered services and a news and insights section into our website, thereby transforming it into a comprehensive platform. Users will also be able to have access and test our API-based services directly through the website, including the generation of business plans, brand identities, and other key strategic deliverables. Our primary offering is the AI-powered Business Plan Generator API, a service that assist users in creating structured, comprehensive business plans related to their specific industry and strategic objectives. The AI Business Plan Generator is available on our website.

Note 2 – Going Concern

The financial statements were prepared on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the near future. Venyra Corporation generated revenue of $9,184 and incurred a net loss of $24,650 for the six months ended October 31, 2025 and further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to operate as a going concern.

For the Company to continue as a going concern, it must generate profits in the future or obtain the necessary funding to meet its obligations and pay liabilities incurred during normal business operations when they fall due. Management intends to fund its operational expenses for the upcoming year using a combination of cash on hand, loans from directors, and/or proceeds from a private offering of Common Stock.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted an April 30 fiscal year-end.

Fair Value of Financial Instruments

For the Company's financial instruments, which comprise cash, accounts payable, and advances payable to its sole officer and director, their carrying amounts are approximate to their fair value. This alignment is due to the short timeframe between their inception and their expected realization.

Fair value is classified into three levels:

Level 1: Based on observable inputs, such as active market quoted prices.

Level 2: Based on inputs other than active market quoted prices that are either directly or indirectly observable.

Level 3: Based on unobservable inputs, necessitating an entity to develop its own assumptions due to a lack of market data.

Consistent with the above, the carrying value of cash and the Company's loan from its shareholder also approximates fair value due to their short-term maturity.

Use of Estimates

Preparing financial statements in accordance with generally accepted accounting principles necessitates management's use of estimates and assumptions. These estimates influence the reported values of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported revenues and expenses during the period. Actual outcomes may vary from these estimates.

Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid instruments bought with a maturity of three months or less, provided they are not held for investment.

As of October 31, 2025, our cash balance was $5,588.

Intangible Assets

The Company recognizes and discloses certain intangible assets in its financial statements in accordance with ASC Subtopic 350-40, Internal-Use Software, and ASC Subtopic 360-10. Internal-use software, as defined by ASC 350-40-15-2A, meets two criteria:

- The software is acquired, developed, or modified solely for our internal use.

- During its development or modification, there's no substantive plan to sell it externally.

ASC Subtopic 350-40 requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life. Costs to renew or extent the term of an intangible asset is expensed as incurred.

As of October 31, 2025, we've capitalized $41,260, representing costs associated with the development of our website and API development. These costs are being amortized over a five-year period, resulting in an expected amortization expense of $688 per month. We have $3,227 amortization charges for the period ended October 31, 2025.

Impairment of Long-Lived Assets

The Company regularly checks for events or changes that could signal that the carrying amounts of long-lived assets might not be recoverable. When these conditions exist, the Company evaluates if the assets can be recovered by seeing if their carrying value will be covered by their undiscounted expected future cash flows. If the sum of these future cash flows is less than the assets' carrying amount, the Company records an impairment loss, which is the amount by which the carrying amount exceeds the fair value of the assets. Assets intended for disposal are valued at the lower of their carrying amount or their fair value less the costs to sell.

Net Income (Loss) per Common Share

Net income (loss) per common share is calculated according to FASB Accounting Standards Codification ("ASC") 260, "Earnings Per Share."

Basic net income (loss) per common share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares and all potentially dilutive common shares outstanding during the period. This reflects the potential dilution from common shares that could be issued through contingent share arrangements, stock options, and warrants.

No potentially dilutive common shares were outstanding for the period included.

Revenue Recognition

The Company has adopted Accounting Standards Codification No. 606, Revenue from Contracts with Customers ("ASC 606"), as its revenue recognition policy, and will apply this guidance upon commencement of revenue-generating activities. Under ASC 606, revenue will be recognized when promised goods or services are transferred to the customer. The revenue amount recognized should reflect the total consideration the company expects to receive for these goods or services. The Financial Accounting Standards Board (FASB) developed a five-step approach to guide entities in determining when and how much revenue to recognize:

Step 1: Identify the contract with a customer.

Step 2: Identify the performance obligations within the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to each performance obligation.

Step 5: Recognize revenue as (or when) each performance obligation is satisfied.

The Company offers monthly subscription packages for API keys, which provide access to a specified number of requests processed using its software. The Company's policy generally requires payment upon invoicing. Upon receipt of payment, the Company will provide the key to the service and specifies the period of time (usually 1 month) during which these requests must be used. In some cases, the Company may provide the key before payment with an agreed payment date in the concluded agreement. The Client may not transfer the access key to third parties. Revenue will be recognized by the Company pro rata over the specified period of time during which the Client is provided access to our software.

During the six months ended October 31, 2025 and 2024 the Company recorded revenue of $9,184 and $0, respectively. As of October 31, 2025 and April 30, 2025 the Company reported deferred revenue of $15,713 and $0, respectively. Accounts receivable was $0 as of October 31, 2025 and April 30, 2025.

Foreign Currency

The U.S. dollar serves as the Company's functional and reporting currency. For transactions that take place in foreign currencies, management follows ASC 830, "Foreign Currency Matters." Monetary assets and liabilities held in foreign currencies are translated using the exchange rate active on the balance sheet date. Non-monetary assets and liabilities in foreign currencies are translated at the exchange rates in effect when the transaction occurred. Revenues and expenses are translated using average monthly rates. Any gains and losses resulting from the translation or settlement of foreign currency denominated transactions or balances are recognized in the Statement of Operations.

Dividends

The Company has no dividend policy in place and has not paid any dividends during the periods shown.

Segment Reporting

The company operates as a single operating and reporting segment, engaged in developing AI-based business plans for startups. Our Chief Executive Officer is our Chief Operating Decision Maker, (“CODM”) who evaluates performance and makes operating decisions about allocating resources considering our single geographical area and on a consolidated basis. Accordingly, the CODM considers the revenue and operating expenses of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed in these financial statements that are regularly provided to the CODM.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements and does not believe any of these pronouncements will have a material impact on the Company.

Note 4 – Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

On April 29, 2025 the Company has issued 4,000,000 shares of common stock to its President and Sole Director, Juvenal Victor Fontes Dos Santos, at $0.001 per share.

As of October 31, 2025 the Company has issued 4,000,000 shares of common stock.

Note 5 – Related Party Transactions

The Company may receive advances from related parties to meet its financial needs until it becomes self-sustaining or secures enough funding through equity sales or traditional debt.

As of October 31, 2025, the CEO and sole director of the Company had advanced $53,986 under the original loan agreement dated March 3, 2025 for advances up to $150,000. The loan is non-interest bearing and it is payable on demand.

Note 6 – Commitments and Contingencies

Litigation

The Company wasn't subject to any legal proceedings.

Note 7 – Subsequent Events

Consistent with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of issuance of these financial statements. Subsequent to October 31, 2025 and prior to the issuance of these financial statements, the Company’s Registration Statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission on December 12, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934.

Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and crucial factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. All forward-looking statements speak only as of the date on which they are made.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States accepted accounting principles.

Our Company

The Company was formed on February 20, 2025 in the State of Wyoming.

Overview

Venyra Corporation is a technology company that has developed a comprehensive AI-powered platform designed to simplify and optimize the journey of startups and small businesses. Our mission is to provide entrepreneurs, solopreneurs, and small business teams with innovative, effective, and user-friendly tools for business planning, branding, and strategic development.

Our clients have direct access to our API-based services and can test them through our website. This includes the creation of basic deliverables, such as business plans and branding.

Our core offering is an AI-powered Business Plan Generator API that helps users create structured, comprehensive business plans tailored to their specific industry and strategic goals. This service is designed to create customized business plans by processing client data according to specified parameters and delivering structured, detailed business plans as a result.

Business Strategy

Venyra Corporation operates in the AI-powered business solutions sector, which has experienced significant growth in recent years. Our strategy is built upon the following key pillars:

1. AI-Driven Automation and Efficiency

Our platform incorporates AI-powered services that automate key business functions, enabling entrepreneurs to efficiently generate business plans and other strategic assets.

2. Scalable and Accessible Solutions

We plan to offer a highly scalable business model that provides services through web platform and API integrations. This will allow third-party applications and businesses to incorporate our AI-powered tools, expanding our market reach and enhancing customer engagement.

3. Continuous Innovation and Feature Development

We will continuously invest in research and development to introduce new AI-driven features. By incorporating user feedback and closely monitoring market trends, we aim to keep our platform relevant, competitive, and valuable to modern entrepreneurs.

4. Customer-Centric Approach

We will prioritize user accessibility and satisfaction by designing a platform that accommodates various levels of technical expertise. Our strategy includes providing seamless user experiences and offering dedicated customer support to assist users with customization, troubleshooting, and optimal use of our services.

Marketing

As we expand our business and enhance our AI-driven platform, our future marketing strategy will focus on increasing brand awareness, driving customer acquisition, and fostering long-term user engagement. The key components of our planned marketing approach include:

1. Digital Marketing & Content Strategy

We plan to develop and implement an SEO-optimized content strategy, including blog articles and educational resources, to attract startups seeking AI-powered business solutions. Our blog will cover industry insights, startup success strategies, and AI advancements, positioning Venyra Corporation as a thought leader in the business technology space.

2. Social Media & Community Engagement

In the future, we intend to actively engage with our target audience through social media channels, sharing insights, customer success stories, and product updates. Platforms such as LinkedIn, Twitter, and industry-specific forums will help us connect with potential customers and industry influencers, driving organic brand growth.

3. Strategic Partnerships & Collaborations

As part of our long-term growth strategy, we aim to establish partnerships with startup incubators, accelerators, and business development programs to reach early-stage entrepreneurs who could benefit from our solutions. Additionally, collaborations with SaaS companies and AI technology providers will enable us to expand our service offerings and market penetration.

4. API Subscriptions & B2B Integrations

In the future, we plan to offer API access to businesses and platforms looking to integrate our AI-powered tools. This will allow us to expand our user base while positioning Venyra Corporation as a leading AI solutions provider in the B2B sector. By enabling seamless API integrations, we will enhance our platform’s scalability and accessibility across various industries.

These marketing initiatives will be progressively implemented as we expand our platform’s capabilities and introduce new AI-driven services, ensuring a strong market presence and sustained business growth.

Employees

Venyra Corporation is a company with no employees, other than Fontes Dos Santos Juvenal Victor, our President, CEO, Treasurer, Secretary, Director. The Company may consider hiring employees if the need arises.

Offices

Our virtual office is located at 1309 Coffeen Avenue STE 1200 Sheridan, Wyoming 82801, USA. Our business address is a virtual office that provides mail forwarding services. At this stage of our development, we do not require dedicated physical office space, as our operations can be effectively managed remotely. Our telephone number is +15623126022.

Government Regulation

As a company, we understand the importance of complying with all applicable regulations, rules, and directives of governmental authorities and agencies. While we do not anticipate any immediate government approvals or regulations impacting our business, we remain committed to maintaining compliance with all applicable laws and regulations in any jurisdiction where we conduct activities.

Regarding intellectual property, we currently have not obtained any copyrights, patents, or trademarks, and we do not anticipate filing any applications related to any assets over the next 12 months. However, we recognize the importance of protecting our intellectual property and may consider taking appropriate measures to do so in the future.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statement as of April 30, 2025.

Since the company was incorporated on February 20, 2025, we can only analyze the three- and six-month performance in 2025.

Three months ended October 31, 2025

Revenue

For the three months ended October 31, 2025, we received total revenue of $9,184.

Operating expenses

Total operating expenses for the three months ended October 31, 2025 were $21,757. Operating expenses included general and administrative expenses ($19,496) and depreciation and amortization expense ($2,261).

Net Loss

Our Net Loss for three months ended October 31, 2025 was $12,573.

Six months ended October 31, 2025

Revenue

For the six months ended October 31, 2025, we received total revenue of $9,184.

Operating expenses

Total operating expenses for the six months ended October 31, 2025 were $33,834. Operating expenses included general and administrative expenses ($30,607) and depreciation and amortization expense ($3,227).

Net Loss

Our Net Loss for three months ended October 31, 2025 was $24,650.

Liquidity and Capital Resources

As of October 31, 2025, our total assets were $47,621, which comprised of cash and cash equivalents of $5,518, prepaid expenses of $4,000 and intangible assets of $38,033. Our total liabilities were $69,700, which comprised deferred revenue of $15,714 and a Loan from Related Parties of $53,986.

As of April 30, 2025, our total assets were $23,300, which comprised of cash and cash equivalents of $4,000 and intangible assets of $19,300. Our total liabilities were $20,729, which comprised accounts payable of $3,500 and a Loan from Related Parties of $17,229.

The Company has accumulated a deficit of $26,079 as of October 31, 2025, compared to $1,429 as of April 30, 2025 and further losses are anticipated in the development of its business.

Cash Flows

Net cash used in Operating Activities for the six months ended October 31, 2025, was $13,210 that was made up of a $24,650 net loss and changes in operating assets and liabilities of $8,213, offset by amortization of $3,227.

Net cash used in Investing Activities for the six months ended October 31, 2025, was $21,960.

Net cash used in Financing Activities for the six months ended October 31, 2025, was $36,758 which included proceeds from a related party, our President and Director.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Current Financial Condition

As of October 31, 2025, our revenue was $9,184 and the Company incurred a loss of $24,650. The Company did not issue any shares during the six months ended October 31, 2025. For more information, please see our financial statements included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None

Item 4. Controls and Procedures

The Company is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2025.

Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the six months ended October 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The issuer is not party to any pending material legal proceedings.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Principal Executive Officer, Principal Financial and Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on December 18, 2025.

Venyra Corporation

By: /s/ Juvenal Victor Fontes Dos Santos
Juvenal Victor Fontes Dos Santos, President, Secretary, Treasurer, Director
Principal Executive Officer, Principal Financial and Accounting Officer