Form 10-Q
period 2026-01-31
Venyra Corp
filed 2026-03-13
CIK 2074652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2026

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

Juvenal Victor

Fontes Dos Santos

1309 Coffeen Avenue STE 1200, Sheridan, Wyoming, 82801

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

Yes [ ]       No [X]

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

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,564,000 common shares issued and outstanding as of March 13, 2026.

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

Venyra Corporation

Condensed Balance Sheets

	As of January 31, 2026 (Unaudited)	As of April 30, 2025

ASSETS
Current Assets
Cash	$1,960	$4,000
Prepaid Expense	4,000	-
Total Current Assets	5,960	4,000

Intangible Assets	66,901	19,300
Total Intangible Assets	66,901	19,300
TOTAL ASSETS	$72,861	$23,300

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Accounts Payable	$-	$3,500
Deferred Revenue	17,044	-
Loan from Related Parties	53,986	17,229
Total Current Liabilities	71,030	20,729
TOTAL LIABILITIES	$71,030	$20,729

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,299,500 and 4,000,000 shares issued and outstanding as of January 31, 2026 and April 30, 2025, respectively	5,300	4,000
Additional Paid-in Capital	37,686	-
Accumulated Deficit	(41,155)	(1,429)
Total Stockholder’s Equity	$1,831	$2,571
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$72,861	$23,300

See accompanying notes, which are an integral part of these condensed financial statements

Venyra Corporation

Condensed Statements of Operations

for the three and nine months ended January 31, 2026 and 2025

(Unaudited)

	Three months ended January 31, 2026	Three months ended January 31, 2025	Nine months ended January 31, 2026	Nine months ended January 31, 2025
REVENUES	$21,874	$-	$31,058	$-
OPERATING EXPENSES
General & Administrative Expenses	34,620	-	65,228	-
Amortization	2,332	-	5,559	-
TOTAL OPERATING EXPENSES	36,952	-	70,787	-

NET LOSS FROM OPERATIONS	(15,078)	-	(39,729)	-

OTHER INCOME	2	-	3	-

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(15,076)	$-	$(39,726)	$-
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$-	$(0.01)	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,154,618	-	4,051,354	-

See accompanying notes, which are an integral part of these condensed financial statements

Venyra Corporation

Condensed Statement of Changes in Stockholder’s Equity (Deficit)

For the three and nine months ended January 31, 2026

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance at April 30, 2025	4,000,000	$4,000	$-	$(1,429)	$2,571
Net Loss	-	-	-	(12,077)	(12,077)
Balance at July 31, 2025	4,000,000	4,000	-	(13,506)	(9,506)
Net Loss	-	-	-	(12,573)	(12,573)
Balance at October 31, 2025	4,000,000	$4,000	$-	$(26,079)	$(22,079)
Common Shares Issued for Cash	1,299,500	1,300	37,686	-	38,986
Net Loss	-	-	-	(15,076)	(15,076)
Balance at January 31, 2026	5,229,500	$5,300	$37,686	$(41,155)	$1,831

See accompanying notes, which are an integral part of these condensed financial statements

Venyra Corporation

Condensed Statements of Cash Flows

For the nine months ended January 31, 2026 and 2025

(Unaudited)

	For the nine months ended January 31, 2026	For the nine months ended January 31, 2025
OPERATING ACTIVITIES
Net Loss	$(39,726)	$-
Adjustments to reconcile Net loss to Net Cash used in operations:
Accounts Payable	(3,500)	-
Prepaid Expense	(4,000)	-
Deferred Revenue	17,044	-
Amortization	5,559	-
Net Cash Used in Operating Activities	$(24,623)	$-

INVESTING ACTIVITIES
Development of Intangible Assets	(53,160)	-
Net Cash Used in Investing Activities	$(53,160)	$-

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	36,758	-
Proceeds from the Sale of Common Stock	38,985	-
Net Cash Provided by Financing Activities	$75,743	$-

Net Cash decrease for Period	$(2,040)	$-

Cash at Beginning of Period	$4,000	$-
Cash at End of Period	$1,960	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

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

We developed an Application Programming Interface ("the API") which can be accessible via our website https://venyra.net/#api. Users are able to have access and test our API-based services directly through the website, including the generation of business plans ("Al Business Plan Generator"), brand names ("Business Name Generator"), and other key strategic deliverables. Our primary offering is the Al-powered Business Plan Generator API, a service that assist users in creating structured, comprehensive business plans related to their specific industry and strategic objectives. Also, we have committed to develop a logo generator as a complementary tool for those looking for automatically generate logo concepts that fit a brand. We intend to integrate Al-powered services and a news and insights section into our website, thereby transforming it into a comprehensive platform.

Note 2 – Going Concern

The financial statements were prepared on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the near future. Venyra Corporation generated revenue of $31,058 and incurred a net loss of $39,726 for the nine months ended January 31, 2026 and further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to operate as a going concern.

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

As of January 31, 2026, our cash balance was $1,960.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, or asset groups, in accordance with ASC 360. This assessment is performed whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.

In alignment with ASC 360, the Company utilizes a two-step impairment test:

Recoverability Test: The Company first compares the carrying amount of the asset group to the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the group.

Measurement of Loss: If the asset group is not recoverable under Step 1, an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value.

Assets held for sale are separately categorized and valued at the lower of carrying amount or fair value less costs to sell.

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

The Company will recognize revenue when the services are completed and delivered in accordance with the terms of the contract.

During the nine months ended January 31, 2026 and 2025 the Company recorded revenue of $31,058 and $0, respectively. As of January 31, 2026 and April 30, 2025 the Company reported deferred revenue of $17,044 and $0, respectively. Accounts receivable was $0 as of January 31, 2026 and April 30, 2025.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented.

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

Note 4 – Intangible Assets

The Company capitalizes costs related to developed software, including its website and API, in accordance with ASC 350-40, Internal-Use Software. Capitalization commences when the preliminary project stage is complete and management authorizes the project. These costs are amortized on a straight-line basis over an estimated useful life of five years.

Intangible assets amounts are as follows:

	Website Development	API Development	Total
Estimated Useful Life (Years)	5	5
Total Cost of the Asset	$19,300	$53,160	$72,460
Accumulated Amortization at January 31, 2026	(3,012)	(2,547)	(5,559)
Net Book Value at January 31, 2026	$16,288	$50,613	$66,901
Accumulated Amortization for nine months ended January 31, 2026	$3,012	$2,547	$5,559

Intangible assets include the website and API software, which the Company developed with assistance from a third party. The website was put into operation on April 20, 2025, and the API was developed and put into operation on July 24, 2025.

As of January 31, 2026, we've capitalized $72,460. These costs are being amortized over a five-year period, resulting in an expected amortization expense of $1208 per month. We have $5,559 amortization charges for the period ended January 31, 2026.

Note 5 – Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

On April 29, 2025 the Company has issued 4,000,000 shares of common stock to its President and Sole Director, Juvenal Victor Fontes Dos Santos, at $0.001 per share.

During the nine months ended January 31, 2026, the Company issued 1,299,500 shares of common stock for cash proceeds at $0.03 per share for a total of $38,985.

As of January 31, 2026, the Company had 5,299,500 shares issued and outstanding.

Note 6 – Related Party Transactions

The Company may receive advances from related parties to meet its financial needs until it becomes self-sustaining or secures enough funding through equity sales or traditional debt.

As of January 31, 2026, the CEO and sole director of the Company had advanced $53,986 under the original loan agreement dated March 3, 2025 for advances up to $150,000. The loan is non-interest bearing and it is payable on demand.

Note 7 – Commitments and Contingencies

Litigation

The Company wasn't subject to any legal proceedings.

Note 8– Subsequent Events

Consistent with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of issuance of these financial statements. Subsequent to January 31, 2026 and prior to the issuance of these financial statements the Company issued 264,500 shares of common stocks at $0.03 per share for cash proceeds of $7,935.

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

Users are able to have access and test our API-based services directly through the website, including the generation of business plans ("Al Business Plan Generator"), brand names ("Business Name Generator"), and other key strategic deliverables.

Our primary offering is the Al-powered Business Plan Generator API, a service that assist users in creating structured, comprehensive business plans related to their specific industry and strategic objectives.

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

Employees

Venyra Corporation is a company with no employees, other than Juvenal Victor Fontes Dos Santos, our President, CEO, Treasurer, Secretary, Director. The Company may consider hiring employees if the need arises.

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

Since the company was incorporated on February 20, 2025, we can only analyze the three- and nine-month performance in 2025-2026.

Three months ended January 31, 2026

Revenue

For the three months ended January 31, 2026, we received total revenue of $21,874.

Operating expenses

Total operating expenses for the three months ended January 31, 2026 were 36,952. Operating expenses included general and administrative expenses ($34,620) and depreciation and amortization expense ($2,332).

Net Loss

Our Net Loss for three months ended January 31, 2026 was $15,076.

Nine months ended January 31, 2026

Revenue

For the nine months ended January 31, 2026, we received total revenue of $31,058.

Operating expenses

Total operating expenses for the nine months ended January 31, 2026 were $70,787. Operating expenses included general and administrative expenses ($65,228) and depreciation and amortization expense ($5,559).

Net Loss

Our Net Loss for three months ended January 31, 2026 was $39,726.

Liquidity and Capital Resources

As of January 31, 2026, our total assets were $72,861, which comprised of cash and cash equivalents of $1,960, prepaid expenses of $4,000 and intangible assets of $66,901. Our total liabilities were $71,030, which comprised deferred revenue of $17,044 and a Loan from Related Parties of $53,986.

As of April 30, 2025, our total assets were $23,300, which comprised of cash and cash equivalents of $4,000 and intangible assets of $19,300. Our total liabilities were $20,729, which comprised accounts payable of $3,500 and a Loan from Related Parties of $17,229.

The Company has accumulated a deficit of $41,155 as of January 31, 2026, compared to $1,429 as of April 30, 2025 and further losses are anticipated in the development of its business.

Cash Flows

Net cash used in Operating Activities for the nine months ended January 31, 2026, was $24,623 that was made up of a $39,726 net loss and changes in operating assets and liabilities of $9,544, amortization of $5,559.

Net cash used in Investing Activities for the nine months ended January 31, 2026, was $53,160.

Net cash provided by Financing Activities for the nine months ended January 31, 2026 was $75,743 which included proceeds from a related party, our President and Director and proceeds from the Sale of Common Stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Current Financial Condition

As of January 31, 2026, our revenue was $31,058 and the Company incurred a loss of $39,726. The Company issued 1,299,500 shares during the nine months ended January 31, 2026. For more information, please see our financial statements included herein.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2026.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the nine months ended January 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The issuer is not party to any pending material legal proceedings.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on March 13, 2026.

Venyra Corporation

By: /s/ Juvenal Victor Fontes Dos Santos
Juvenal Victor Fontes Dos Santos, President, Secretary, Treasurer, Director Principal Executive Officer, Principal Financial and Accounting Officer