Form 10-K
period 2026-04-30
Venyra Corp
filed 2026-07-29
CIK 2074652

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

 Commission file number 333-288757

VENYRA CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	7372 (Primary Standard Industrial Classification Number)	30-1439127 (IRS Employer Identification Number)

Juvenal Victor

Fontes Dos Santos

1309 Coffeen Avenue STE 1200 Sheridan, Wyoming 82801

(562) 312-6022

Email: office@venyra.net

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $0 as of April 30, 2026.

As of July 29, 2026 there were 5,564,000 shares outstanding of the registrant’s common stock.

VENYRA CORPORATION

ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. Description of Business

Venyra Corporation (the "Company") is a technology company incorporated in the State of Wyoming on February 20, 2025. The Company has developed an artificial intelligence ("AI")-powered platform designed to support entrepreneurs, solopreneurs, and small business teams by providing automated tools for business planning and brand development. The Company's platform is accessible through its official website at https://venyra.net/.

Products and Services

The Company develops and provides artificial intelligence-powered application programming interface ("API") services, which are software interfaces that enable customers to access the Company's AI-based functionalities and receive automated outputs through API requests. The Company currently offers two AI-powered API services, each available under monthly subscription plans and an annual license option.

(i) AI Business Plan Generator API. The Company's primary service is its AI Business Plan Generator API, which enables users to programmatically generate structured, industry-specific business plans. The API processes customer-defined inputs and operational parameters to produce comprehensive business plans tailored to specific industries and strategic objectives. Users may access and test the service through the Company's demonstration environment at https://demo.venyra.net/. This product has been developed and launched.

(ii) Business Name Generator API. The Company's second service is its Business Name Generator API, which provides AI-driven business name suggestions tailored to a customer's industry, target market, and branding requirements. The service is designed to assist founders and small business teams in identifying available and strategically suitable brand names during the early stages of business formation. This product has been developed and launched.

Business Strategy

The Company's strategy is to grow its customer base and expand its platform through the following initiatives:

API-Based Delivery Model

The Company delivers its services through direct API integration, enabling third-party applications, developers, and enterprises to embed its AI tools into their own workflows. This model is intended to broaden the Company's addressable market beyond direct end-users and support higher-volume subscription arrangements.

Product Development

The Company intends to continue developing its existing services and to introduce additional AI-powered tools targeting the business formation and early-stage growth market. New product development is subject to the Company's ability to generate or raise sufficient capital. There can be no assurance that new products will be developed or commercially successful.

Market Focus

The Company's primary target customers are early-stage entrepreneurs, solopreneurs, and small business teams seeking cost-effective, automated tools for business planning and brand development. The Company intends to reach customers primarily through its website, API documentation, and direct outreach.

Monetization and Pricing

The Company generates revenue through two AI-powered API services: the AI Business Plan Generator API and the Business Name Generator API. Each service is offered under monthly subscription plans and an annual license arrangement, structured to accommodate customers ranging from early-stage startups to high-volume enterprise and SaaS platforms.

(i) AI Business Plan Generator API. The AI Business Plan Generator API enables users to programmatically generate structured, industry-specific business plans. The following pricing tiers are currently offered:

-Basic Subscription. $850 per month. Up to 15,000 API requests per month. Designed for startups and small teams.

-Pro Plan. $1,450 per month. Up to 25,000 API requests per month. Suited for agencies, SaaS platforms, and enterprises requiring higher request volumes.

-Annual API License. $10,000 per year (one-time payment). Unlimited API requests for a period of twelve (12) months. Intended for platforms seeking long-term integration without recurring monthly fees.

(ii) Business Name Generator API. The Business Name Generator API provides AI-driven business name suggestions tailored to a customer's industry, target market, and branding requirements. The following pricing tiers are currently offered:

-Basic Subscription. $650 per month. Up to 10,000 API requests per month. Designed for startups and small teams.

-Pro Plan. $1,100 per month. Up to 20,000 API requests per month. Suited for agencies, SaaS platforms, and enterprises requiring higher request volumes.

-Annual API License. $7,500 per year (one-time payment). Unlimited API requests for a period of twelve (12) months. Intended for platforms seeking long-term integration without recurring monthly fees.

Employees and employment agreements

As of April 30, 2026, we did not have any full-time employees. Our operations are currently managed by our President, Chief Executive Officer, Treasurer, Secretary and Director, Juvenal Victor Fontes Dos Santos.

We may hire additional personnel in the future as our business develops and operational needs increase.

ITEM 1A. Risk Factors

As a Smaller Reporting Company, the Company is not required to provide the information required by this Item. Nevertheless, we have identified the following factors as potential material risks to our business, financial condition, and results of operations.

-Going Concern and Limited Operating History. We have incurred net losses since inception and have not yet achieved profitable operations. Our ability to continue as a going concern is dependent on our ability to generate revenues and obtain additional financing, neither of which can be assured.

-Need for Additional Capital. We will require additional financing to fund our operations and execute our business plan. There is no assurance that such financing will be available on acceptable terms, or at all.

-Dependence on a Single Individual. All operational and management functions are performed by one individual who serves as our sole officer and director. The loss of this individual, for any reason, would likely have an immediate and material adverse effect on our business.

-Risks Associated with AI Technology. Our services rely on artificial intelligence technologies that may produce inaccurate or biased outputs, attract regulatory scrutiny, or fail to achieve broad market acceptance.

-Competition. We operate in a competitive market for AI-powered business tools and face competition from established companies with significantly greater financial and technological resources. Our limited capital may constrain our marketing and product development efforts, making it difficult to attract and retain customers.

Item 1B. Unresolved Staff Comments

Not required for smaller reporting companies.

Item 2. Properties

We maintain our statutory registered agent's office in Sheridan, Wyoming, USA and current location is at 1309 Coffeen Avenue STE 1200 Sheridan, Wyoming, 82801. Our phone number is +15623126022.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholders' Matters, and Issuer Purchases of Equity Securities

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision to declare and pay cash dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our board of directors may deem relevant.

Registered Holders of our Common Stock

As of April 30, 2026, the 5,564,000 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

ITEM 6. Reserved

Not applicable to smaller reporting companies.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our audited financial statements and the related notes for the fiscal year ended April 30, 2026, included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under "Item 1A. Risk Factors." We disclaim any obligation to update or revise any forward-looking statements.

Our Company

Venyra Corporation was incorporated in the State of Wyoming on February 20, 2025. The Company has developed an AI-powered platform offering two API-based services: the AI Business Plan Generator API and the Business Name Generator API. These services enable entrepreneurs, solopreneurs, and small business teams to programmatically generate business plans and business name suggestions. Users may access and test both services through the Company's website at https://venyra.net/.

Business Strategy

The Company's strategy is to grow its customer base and expand its platform through the following initiatives:

-API-Based Delivery Model. The Company delivers its services through direct API integration, enabling third-party applications, developers, and enterprises to embed its AI tools into their own workflows. This model is intended to broaden the Company's addressable market beyond direct end-users and support higher-volume subscription arrangements.

-Product Development. The Company intends to continue developing its existing services and to introduce additional AI-powered tools targeting the business formation and early-stage growth market. New product development is subject to the Company's ability to generate or raise sufficient capital. There can be no assurance that new products will be developed or commercially successful.

-Market Focus. The Company's primary target customers are early-stage entrepreneurs, solopreneurs, and small business teams seeking cost-effective, automated tools for business planning and brand development. The Company intends to reach customers primarily through its website, API documentation, and direct outreach.

Marketing

The Company intends to grow its customer base primarily through its website, online API documentation, and organic digital marketing. Planned initiatives include the development of SEO-optimized content and engagement through professional networks and developer communities relevant to the Company's target market. The Company also intends to pursue partnerships with startup incubators and business development programs to reach early-stage entrepreneurs.

In April 2026, the Company entered into a basic marketing services agreement with an independent provider to receive initial marketing strategy, brand visibility, and advisory support for a total commitment of $9,300 over a six-month term. Aside from this initial engagement, the Company has not yet commenced large-scale or comprehensive marketing campaigns. All marketing initiatives described above are subject to the availability of capital and management resources. There can be no assurance that these initiatives will be implemented on the anticipated timeline, or that they will result in customer acquisition or revenue growth.

Government Regulation

We are subject to laws and regulations applicable to companies operating in the United States, including those relating to data privacy, consumer protection, and AI-related regulation, which continues to evolve. We do not anticipate any regulatory approvals being required for the operation of our current services; however, changes in applicable law or the introduction of new regulation could impose additional compliance obligations or restrict our operations.

We currently hold no patents, trademarks, or registered copyrights. We have not filed, and do not anticipate filing within the next twelve months, any applications for intellectual property protection. We may consider pursuing intellectual property protection in the future as our platform and business develop.

Results of Operations

The Company was incorporated on February 20, 2025. The following discussion compares the results of operations for the year ended April 30, 2026 with the period from February 20, 2025 (Inception) to April 30, 2025.

Revenue

For the year ended April 30, 2026, the Company generated total revenue of $49,961, derived from subscriptions to its AI Business Plan Generator API.

For the period from February 20, 2025 (Inception) to April 30, 2025, the Company generated no revenue, as it had not yet commenced commercial operations.

Operating Expenses

Cost of revenue for the year ended April 30, 2026 was $50,570, comprised of amortization of $9,270 related to the Company's revenue-generating platform, platform maintenance expenses of $23,300 for third-party website and API optimization and support services, and server lease expenses of $18,000 for hosting infrastructure, in each case directly attributable to delivering the Company's API-based services. Operating expenses for the year ended April 30, 2026 were $39,079, comprised of general and administrative expenses consisting primarily of professional fees related to audit, legal, and transfer agent services, and other costs associated with the Company's operations and SEC reporting obligations. For the period from February 20, 2025 (Inception) to April 30, 2025, the Company had no cost of revenue, and total operating expenses were $1,429, consisting of initial formation and organizational costs.

Net Loss

The Company recorded a net loss of $39,688 for the year ended April 30, 2026, compared to a net loss of $1,429 for the period from February 20, 2025 (Inception) to April 30, 2025. The increase in net loss reflects the Company's commencement of commercial operations and the associated increase in operating expenses. The Company has incurred losses since inception and expects to continue incurring losses until it is able to generate revenues sufficient to cover its operating costs, of which there can be no assurance.

Liquidity and Capital Resources

As of April 30, 2026, our total assets were $80,038, comprised of cash and cash equivalents of $4,798, prepaid expenses of $9,750, and intangible assets of $65,490. Our total liabilities were $71,753, comprised of deferred revenue of $15,751 and a loan from a related party of $56,002. Total stockholders' equity was $8,285 including an accumulated deficit of $41,117 as of April 30, 2026.

As of April 30, 2025, our total assets were $23,300, comprised of cash and cash equivalents of $4,000 and intangible assets of $19,300. Our total liabilities were $20,729, comprised of accounts payable of $3,500 and a loan from a related party of $17,229. Total stockholders' equity was $2,571, including an accumulated deficit of $1,429 as of April 30, 2025.

Recent Equity Financing

On February 17, 2026, the Company finalized its public offering of common stock pursuant to an effective Form S-1 Registration Statement. Under the offering, the Company issued an aggregate of 1,564,000 shares of Common Stock (par value $0.001 per share) at a purchase price of $0.03 per share, admitting 30 shareholders of record and generating total proceeds of $46,920.

Cash Flow

Operating Activities. Net cash used in operating activities was $27,917 for the year ended April 30, 2026, compared to net cash provided by operating activities of $2,071 for the period from February 20, 2025 (Inception) to April 30, 2025. The increase in cash used in operations reflects the Company's commencement of commercial activities and the associated growth in operating expenses, partially offset by non-cash amortization of $9,270 and the recognition of deferred revenue of $15,751.

Investing Activities. Net cash used in investing activities was $55,460 for the year ended April 30, 2026, compared to $19,300 for the period from February 20, 2025 (Inception) to April 30, 2025. In both periods, cash used in investing activities related entirely to the development and capitalization of intangible assets. The increase reflects the continued investment in the Company's platform during fiscal year 2026.

Financing Activities. Net cash provided by financing activities was $84,175 for the year ended April 30, 2026, compared to $21,229 for the period from February 20, 2025 (Inception) to April 30, 2025. For the year ended April 30, 2026, financing activities consisted of proceeds from loans from a related party of $38,773 and proceeds from the sale of common stock of $46,920, net of direct offering costs of $1,518 paid in connection with the Company's public offering. For the inception period, financing activities consisted of proceeds from a related party loan and the initial sale of common stock, which funded the Company's formation costs and initial development activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Going Concern

The Company has incurred net losses since inception and has not yet achieved profitable operations. As of April 30, 2026, the Company had cash of $4,798 and an accumulated deficit of $41,117. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue is dependent upon its ability to generate sufficient revenues and to obtain additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item pursuant to Item 305(e) of Regulation S-K.

ITEM 8. Financial Statements and Supplementary Data

The financial statements of Venyra Corporation required by this Item, together with the report thereon of Victor Mokuolu, CPA PLLC, our independent registered public accounting firm, are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in, or disagreements with, our independent registered public accounting firm, Victor Mokuolu, CPA PLLC, on accounting and financial disclosure matters during the fiscal year ended April 30, 2026.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the fiscal year covered by this report. Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based on the foregoing evaluation conducted as of April 30, 2026, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were not effective as of that date. This conclusion reflects the material weaknesses in internal control over financial reporting described below, which also affect the reliability of our disclosure controls.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting within the meaning of Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles.

The Company's internal control over financial reporting encompasses policies and procedures that:

-Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

-Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and board of directors;

Management conducted its assessment of the effectiveness of the Company's internal control over financial reporting as of April 30, 2026, applying the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management has concluded that, as of April 30, 2026, the Company's internal control over financial reporting was not effective, due to the existence of the material weaknesses identified below.

Identified Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

As part of management's assessment described above, the following material weaknesses were identified as of April 30, 2026:

-Lack of Segregation of Duties: The Company's current stage of development and limited personnel result in a concentration of financial reporting responsibilities in a single individual. Juvenal Victor Fontes Dos Santos currently holds the positions of President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director, which means that no effective segregation of duties exists over the authorization, recording or reporting of financial transactions. The Company also lacks an independent Audit Committee and does not have a director who qualifies as an audit committee financial expert. Management recognizes that this concentration of authority represents a material weakness inherent to the Company's current organizational structure. Management has concluded that this material weakness in internal control over financial reporting existed as of April 30, 2026.

-Technical Accounting Capacity and Review Structure: The Company's current financial reporting structure does not incorporate an independent technical accounting oversight function or a formal secondary review layer to evaluate complex or non-routine transactions, including those involving significant estimates or specialized accounting guidance. Given the Company's personnel structure and anticipated growth, this structure limits the availability of independent technical accounting review for complex accounting matters and increases the risk that such matters may not be evaluated and recorded in accordance with U.S. generally accepted accounting principles on a timely basis. Accordingly, there is a reasonable possibility that a material misstatement related to complex or non-routine transactions could occur and not be prevented or detected on a timely basis.

Remediation Plan

Given the Company's current stage of development and limited financial resources, management has not yet been able to hire additional personnel or establish an independent Audit Committee. In the interim, management intends to mitigate the identified weaknesses by engaging outside accounting professionals as needed to review complex or non-routine transactions and by increasing documentation of management's review of significant transactions and reconciliations. Management will continue to evaluate the need for additional qualified personnel and an independent audit committee financial expert as the Company's operations and financial resources grow.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal year ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

The name, age and titles of our executive officer and Director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Juvenal Victor Fontes Dos Santos Cale Carda, 2, Planta 3 Puerta 6, 46001 Valencia, Spain	34	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Juvenal Victor Fontes Dos Santos has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since our incorporation on February 20, 2025. There was no arrangement or understanding between Juvenal Victor Fontes Dos Santos and any other person(s) pursuant to which he was selected as a director or officer of the company. There are no family relationships among our directors and executive officers. Juvenal Victor Fontes Dos Santos holds a Bachelor's degree in Marketing from ESPM – Escola Superior de Propaganda e Marketing. From January 2016 to December 2018, Mr. Fontes Dos Santos worked at B2W Digital in São Paulo, Brazil, where, as a Digital Marketing Specialist, he contributed to the company's international expansion by leading initiatives in online brand positioning and e-commerce strategy. From February 2019 to November 2025, Mr. Fontes Dos Santos held a senior marketing role at Jeff, a Valencia-based technology startup offering franchise-based wellness services across global markets, where he was responsible for developing and implementing digital acquisition strategies and leading brand campaigns across the LATAM and EMEA regions. Mr. Fontes Dos Santos's extensive hands-on experience in growth marketing, combined with his deep understanding of multicultural markets, brings valuable insight and leadership to the Company's global vision and strategic direction. We believe that these skills will help Mr. Fontes Dos Santos run the Company's business. He does not currently serve on any other public company boards. Mr. Fontes Dos Santos's only occupation at the moment is managing the business processes of Venyra Corporation.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Fontes Dos Santos has not been involved in any legal, judicial, or administrative proceedings, corporate bankruptcies, criminal convictions, or regulatory sanctions that are material to an evaluation of his ability or integrity to serve as an officer or director of the Company, as defined under Item 401(f) of Regulation S-K.

Committees

We do not currently have an audit committee, compensation committee, or nominating committee. The functions ordinarily performed by such committees are carried out by our full Board of Directors. We do not have an audit committee financial expert, as defined under Rule 10A-3 of the Exchange Act; we believe the cost of retaining such a director currently outweighs the benefits given the size and stage of our operations, and we intend to appoint one as the Company grows.

Our Board of Directors is currently composed of one member who does not qualify as an independent director under the listing requirements of any national securities exchange or OTC tier; if we seek a listing in the future, we may need to appoint additional independent directors.

ITEM 11. Executive Compensation

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

Summary Compensation Table

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Juvenal Victor Fontes Dos Santos	President, Treasurer, Secretary Director, Chief Financial Officer	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Since Inception on February 20, 2025, Juvenal Victor Fontes Dos Santos has served in his capacities without any compensation arrangement in place, and no compensation has been paid, accrued, or is payable for his services to date.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders' Matter

Directors and Executive Officers

The following table sets forth information regarding the beneficial ownership of the Company's outstanding common shares as of July 29, 2026. The table includes each director, the Named Executive Officers (NEOs) as identified in the "Summary Compensation Table" contained elsewhere in this Form 10-K, and all current directors and executive officers as a group. Unless otherwise indicated, each person listed below is believed to possess sole voting and dispositive power with respect to the shares shown as beneficially owned.

For purposes of this table, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares over which a person has or shares voting or investment power.

Beneficial Owner*	Number of Shares	Owned Percent of Class**
Juvenal Victor Fontes Dos Santos	4,000,000	71.89%

 (*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

(**) Percent of class is calculated on the basis of the number of fully diluted shares outstanding on July 29, 2026 - 5,564,000.

Equity Compensation Plans

As of Aril 30, 2026, the Company did not maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company maintains a policy of full compliance with all applicable laws and regulations governing related-party transactions, including the provisions of the Sarbanes-Oxley Act of 2002. For purposes of this policy, "related persons" include executive officers, members of the Board of Directors, beneficial owners of more than 5% of the Company's outstanding shares, their immediate family members, and entities in which any of the foregoing hold a controlling interest. The review and approval authority over such transactions is vested in the Board of Directors, with any interested parties recused from the deliberation and voting process. In evaluating related-party transactions, the Board considers all relevant facts and circumstances available at the time of review.

As of April 30, 2026, Mr. Fontes Dos Santos, serving as Chief Executive Officer and sole director of the Company, had provided aggregate advances of $56,002 to the Company pursuant to a loan agreement originally entered into on March 3, 2025, which permits borrowings of up to $150,000. The proceeds of such advances are designated for general working capital purposes. The loan is unsecured and bears no interest, and is payable on demand.

Item 14. Principal Accountant Fees and Services

Presented below is a breakdown of specific fees incurred for professional services provided by our independent audit firm, Victor Mokuolu CPA PLLC, for the fiscal years ended 2026 and 2025, respectively.

Fee Category	Fiscal Year 2026	Fiscal Year 2025
Audit Fees	$11,750	$-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,750	$-

Audit Fees

Audit fees covered professional work associated with the annual audit of financial statements included in our Form 10-K, quarterly reviews of financial statements reflected in Form 10-Q reports, and consents issued for other SEC filings.

PART IV

ITEM 15. Exhibits, Financial Statements Schedules

(a) The following documents are filed as part of this Form 10-K:

1) Financial Statements and Schedules

The financial statements and schedules required by this Item are included in this Annual Report and are indexed under "Index to Financial Statements" appearing elsewhere in this report.

2) Financial Statement Schedules:

None.

3) Exhibits:

#	3.1	The company's Articles of Incorporation or Certificate of Formation as amended
#	3.2	The company’s Corporate Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on July 18, 2025)
#	10.1	API Development Agreement
#	19	Insider Trading Policy
#	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	32.1	Certification by the CEO and/or CFO under Section 906 of the Sarbanes-Oxley Act of 2002 confirming the report complies with securities laws.
#	101	Interactive Data Files using machine-readable XBRL/Inline XBRL tags for financial statements

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2026.

Venyra Corporation

By: /s/ Juvenal Victor Fontes Dos Santos
Juvenal Victor Fontes Dos Santos, President, Secretary, Treasurer, Director Principal Executive Officer, Principal Financial and Accounting Officer

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB Firm ID 6771)	F-2
Balance Sheets as of April 30, 2026 and 2025	F-3
Statements of Operations for the year ended April 30, 2026 and for the period from February 20, 2025 (Inception) to April 30, 2025	F-4
Statements of Changes in Stockholders' Equity for the year ended April 30, 2026 and for the period from February 20, 2025 (Inception) to April 30, 2025	F-5
Statements of Cash Flows for the year ended April 30, 2026 and for the period from February 20, 2025 (Inception) to April 30, 2025	F-6
Notes to Financial Statements	F-7 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Venyra Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Venyra Corporation (the “Company”) as of April 30, 2026, and the period February 20, 2025 (Inception) to April 30, 2025, and the related statements of operations, changes in stockholders’ equity, and cash flows, for the years ended April 30, 2026, and the period February 20, 2025 (Inception) to April 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present  fairly, in all material respects, the financial position of the Company as of April 30, 2026, and the results of its operations and its cash flow for the year ended April 30, 2026, and the period February 20, 2025 (Inception) to April 30, 2025 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As included in Note 2, Going Concern to the financial statements, the Company generated revenue of $49,961 and incurred a net loss of $39,688 for the year ended April 30, 2026. The  Company had an accumulated deficit of $41,117 at April 30, 2026, and a working capital deficit of $57,205 at April 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Victor Mokuolu, CPA PLLC,
We have served as the Company’s auditor since 2025.
Houston, Texas
July 29, 2026

Venyra Corporation

Balance Sheets

	As of April 30, 2026	As of April 30, 2025

ASSETS
Current Assets
Cash	$4,798	$4,000
Prepaid Expenses	9,750	-
Total Current Assets	14,548	4,000

Intangible Assets	65,490	19,300
Total Intangible Assets	65,490	19,300
TOTAL ASSETS	$80,038	$23,300

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts Payable	$-	$3,500
Deferred Revenue	15,751	-
Loan from Related Parties	56,002	17,229
Total Current Liabilities	71,753	20,729
Total Liabilities	71,753	20,729

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,564,000 and 4,000,000 shares issued and outstanding as of April 30, 2026 and 2025, respectively	5,564	4,000
Additional Paid-in Capital	43,838	-
Accumulated deficit	(41,117)	(1,429)
Total Stockholders' Equity	$8,285	$2,571
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,038	$23,300

See accompanying notes, which are an integral part of these financial statements

Venyra Corporation

Statements of Operations

	For the year ended April 30, 2026	For the period from February 20, 2025 (Inception) to April 30, 2025
REVENUES	$49,961	$-
COST OF REVENUE
Amortization	9,270	-
Platform Operating Expenses	41,300	-
TOTAL COST OF REVENUE	50,570	-

GROSS PROFIT (LOSS)	(609)	-

OPERATING EXPENSES
General & Administrative Expenses	39,079	1,429
TOTAL OPERATING EXPENSES	$39,079	$1,429

LOSS FROM OPERATIONS	$(39,688)	$(1,429)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(39,688)	$(1,429)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,425,796	114,286

See accompanying notes, which are an integral part of these financial statements

Venyra Corporation

Statement of Changes in Stockholders' Equity for the year ended April 30, 2026 and for the period from February 20, 2025 (Inception) to April 30, 2025

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance as at February 20, 2025 (Inception)	-	$-	$-	$-	$-
Common Shares Issued for Cash	4,000,000	4,000	-	-	4,000
Net Loss	-	-	-	(1,429)	(1,429)
Balance at April 30, 2025	4,000,000	$4,000	$-	$(1,429)	$2,571
Common Shares Issued for Cash	1,564,000	1,564	43,838	-	45,402
Net Loss	-	-	-	(39,688)	(39,688)
Balance at April 30, 2026	5,564,000	$5,564	$43,838	$(41,117)	$8,285

See accompanying notes, which are an integral part of these financial statement

Venyra Corporation

Statements of Cash Flows

	For the year ended April 30, 2026	For the period from February 20, 2025 (Inception) to April 30, 2025
OPERATING ACTIVITIES
Net Loss	$(39,688)	$(1,429)
Adjustments to reconcile Net loss to Net Cash used in operations:
Accounts Payable	(3,500)	3,500
Prepaid Expense	(9,750)	-
Deferred Revenue	15,751	-
Amortization	9,270	-
Net Cash Used in Operating Activities	$(27,917)	$2,071

INVESTING ACTIVITIES
Development of Intangible Assets	(55,460)	(19,300)
Net Cash Used in Investing Activities	$(55,460)	$(19,300)

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	38,773	17,229
Proceeds from the Sale of Common Stock	46,920	4,000
Stock Issuance Costs	(1,518)	-
Net Cash Provided by Financing Activities	$84,175	$21,229

Net Cash increase for Period	$798	$4,000

Cash at Beginning of Period	$4,000	$-
Cash at End of Period	$4,798	$4,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes, which are an integral part of these financial statements

Venyra Corporation

Notes to the Financial Statements

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

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses since inception and has not yet achieved profitable operations. Venyra Corporation generated revenue of $49,961 and incurred a net loss of $39,688 for the year ended April 30, 2026. As of April 30, 2026, the Company had cash of $4,798 and an accumulated deficit of $41,117, and further losses are anticipated in the development of its business.

The Company's ability to continue is dependent upon its ability to generate sufficient revenues and to obtain additional financing. As a result, these factors raise substantial doubt about the Company's ability to continue as a going concern for a period of at least one year from the date these financial statements are issued.

Management intends to fund its operational expenses for the upcoming year using a combination of cash on hand, loans from directors, and/or proceeds from a private offering of Common Stock. There can be no assurance that such financing will be available on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America "US GAAP" and are presented in US dollars. The Company has adopted an April 30 fiscal year-end.

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

As of April 30, 2026 and 2025, our cash balance was $4,798 and $4,000, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of April 30, 2026 and 2025, prepaid expenses amounted to $9,750 and $0, respectively. The balance will be amortized on a straight-line basis over the applicable service period.

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

No potentially dilutive common shares were outstanding for the period included.

The following table presents the calculation of basic and diluted net loss per share:

	Year Ended April 30, 2026	Period from February 20, 2025 (Inception) to April 30, 2025
Net loss	$(39,688)	$(1,429)
Weighted average common shares outstanding - basic and diluted	4,425,796	114,286
Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Revenue Recognition

The Company has adopted Accounting Standards Codification No. 606, Revenue from Contracts with Customers ("ASC 606"), as its revenue recognition policy, and applies this guidance upon commencement of revenue-generating activities.

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

The Company generates revenue from subscriptions to its AI Business Plan Generator API and Business Name Generator API, which are offered under monthly subscription plans and annual license arrangements. Each subscription represents a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefit of API access provided by the Company throughout the subscription period. For monthly subscriptions, revenue is recognized ratably over the one-month service period. For annual licenses, the Company receives payment in advance of providing access to the service; because the customer benefits from unlimited API access is provided evenly over the twelve-month license term, the Company recognizes the associated revenue on a straight-line basis over that term. Amounts collected in advance of revenue recognition are recorded as deferred revenue, a contract liability, and are recognized as revenue as the Company satisfies its performance obligation over the remaining contract term.

For the year ended April 30, 2026 and for the period from February 20, 2025 (Inception) to April 30, 2025 the Company recorded revenue of $49,961 and $0, respectively. Deferred revenue was $15,751 and $0 Accounts receivable was $0 as of April 30, 2026 and 2025, respectively.

Cost of Revenue

Cost of revenue consists of costs directly attributable to delivering the Company's API-based subscription services to customers. For the year ended April 30, 2026, cost of revenue totaled $50,570, comprised of amortization of the Company's capitalized website and API software of $9,270, platform maintenance expenses of $23,300, consisting of third-party website and API optimization, stabilization, and support services, and server lease expenses of $18,000 for hosting infrastructure supporting the Company's platform. These costs are expensed as incurred, except for amortization, which is recognized on a straight-line basis over the estimated useful life of the underlying capitalized asset.

Intangible Assets

Intangible assets consist of internal-use software, including website development and API development costs, capitalized in accordance with ASC 350-40, Internal-Use Software. Capitalization of software development costs begins when the preliminary project stage is complete and management authorizes the project. Capitalized costs are amortized on a straight-line basis over their estimated useful lives of five years once the assets are placed in service.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Amortization of the Company's capitalized website and API software is classified as cost of revenue, as these assets constitute the platform through which the Company's revenue-generating services are delivered to customers. Amortization expense of $9,270 was recorded within cost of revenue for the year ended April 30, 2026; no amortization was recorded for the period ended April 30, 2025, as these assets had not yet been placed in service.

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

Stock Issuance Costs

Direct and incremental costs directly attributable to the Company's public offering, consisting of legal fees and SEC registration fees totaling $1,518, were netted against the gross proceeds of the offering and recorded as a reduction of additional paid-in capital, in accordance with ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5.A.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

The Company considers all new pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

Note 4 – Intangible Assets

The Company capitalizes costs related to developed software, including its website and API, in accordance with ASC 350-40, Internal-Use Software. Capitalization commences when the preliminary project stage is complete and management authorizes the project. These costs are amortized on a straight-line basis over an estimated useful life of five years.

Intangible assets amounts are as follows:

	Website Development	API Development	Total
Estimated Useful Life (Years)	5	5
Total Cost of the Asset	$19,300	$55,460	$74,760
Accumulated Amortization at April 30, 2026	(3,978)	(5,292)	(9,270)
Net Book Value at April 30, 2026	$15,322	$50,168	$65,490
Accumulated Amortization at April 30, 2025	$-	$-	$-

Intangible assets include the website and API software developed with assistance from third parties. The website was put into operation on April 20, 2025, at a total capitalized cost of $19,300. The API was initially developed and put into operation on July 24, 2025, and subsequently expanded to incorporate the AI Business Name Generator functionality, which was completed and put into operation on January 15, 2026, bringing the total capitalized cost of the API to $53,160. The API underwent further improvements, raising its total capitalized cost to $55,460.

As of April 30, 2026, we've capitalized $74,760. These costs are being amortized over a five-year period, resulting in an expected amortization expense of $1,246 per month. We have $9,270 amortization charges for the year ended April 30, 2026.

The estimated aggregate amortization expense for each of the five succeeding fiscal years as of April 30, 2026 is as follows:

Fiscal Year	Amortization Expense
2027	$14,952
2028	$14,952
2029	$14,952
2030	$14,952
2031	$5,682
Total	$65,490

Note 5 – Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

On April 29, 2025 the Company issued 4,000,000 shares of common stock to its President and Sole Director, Juvenal Victor Fontes Dos Santos, at $0.001 per share. The shares were issued as founder shares in connection with the formation and initial capitalization of the Company and were not issued as compensation for future services.

On February 17, 2026, the Company finalized its public offering of common stock pursuant to its effective Form S-1 Registration Statement. In connection with the offering, the Company issued an aggregate of 1,564,000 shares of Common Stock, par value $0.001 per share, to 30 shareholders of record. The shares were issued at a price of $0.03 per share, generating total cash proceeds of $46,920. Direct incremental legal and other professional fees of $1,518 attributable to the offering were netted against the proceeds in accordance with ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5.A, resulting in net proceeds of $45,402, of which $1,564 was recorded as common stock and $43,838 was recorded as additional paid-in capital. As of April 30, 2026, the Company had 5,564,000 shares issued and outstanding.

On February 17, 2026, the Company finalized its public offering of common stock pursuant to its effective Form S-1 Registration Statement. In connection with the offering, the Company issued an aggregate of 1,564,000 shares of Common Stock, par value $0.001 per share, to 30 shareholders of record. The shares were issued at a price of $0.03 per share, generating total cash proceeds of $46,920, of which $1,564 was recorded as common stock and $45,356 was recorded as additional paid-in capital. As of April 30, 2026, the Company had 5,564,000 shares issued and outstanding.

Note 6 – Related Party Transactions

The Company may receive advances from related parties to meet its financial needs until it becomes self-sustaining or secures enough funding through equity sales or traditional debt.

As of April 30, 2026, the CEO and sole director of the Company had advanced $56,002 under the original loan agreement dated March 3, 2025 for advances up to $150,000. The loan is non-interest bearing and it is payable on demand. The advanced funds received were used for general working capital purposes, including the development and capitalization of the Company's intangible assets and other operating expenses

Note 7 – Commitments and Contingencies

Litigation

The Company was not subject to any legal proceedings.

Note 8- Income Taxes

The Company has no tax position at April 30, 2026, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2026. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended activities.

The income tax provision differs from the amount of income tax determined by applying the statutory income tax rates to pretax income from continuing operations for the period ended April 30, 2026, due to the following:

The following table presents the components of the deferred tax asset:

	April 30, 2026	April 30, 2025
Net operating loss carryforward	$41,117	$1,429
Effective tax rate	21%	21%
Deferred tax asset	8,635	300
Less: valuation allowance	(8,635)	(300)
Net deferred asset	$-	$-

Below is a comparison of the actual tax benefit with the expected benefit (at a rate of 21%) as of April 30, 2026 and 2025:

	April 30, 2026	April 30, 2025
Computed “expected” tax expense (benefit)	$(8,334)	$(300)
Change in valuation allowance	8,334	300
Actual tax expense (benefit)	$-	$-

Due to the uncertainty regarding their realization, the deferred tax benefits from unutilized tax losses are offset by a full valuation allowance. Pursuant to ASC 740, management concluded that there are no significant uncertain tax positions requiring disclosure beyond what is already presented.

Due to the uncertainty regarding their realization, the deferred tax benefits from unutilized tax losses are offset by a full valuation allowance.

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.

The following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate for the period ended April 30, 2026, disaggregated by the nature and jurisdiction of each reconciling item, as required by ASU 2023-09:

Reconciling Item	Jurisdiction	Rate	Amount
Tax at U.S. federal statutory rate	Federal	21%	$(8,334)
State income tax, net of federal benefit	Wyoming	0.0%	$0
Change in valuation allowance	Federal	21%	$8,334
Effective income tax rate / provision		0.0%	$0

The U.S. federal statutory rate of 21% applied to the net loss of $39,688 for the period results in a computed tax benefit of $8,334. The full benefit is offset by an equal increase in the valuation allowance, resulting in an effective tax rate of 0% and no income tax provision or benefit for the period.

Note 9– Subsequent Events

Consistent with ASC 855, Subsequent Events, the Company evaluated subsequent events through July 29, 2026, the date these financial statements were filed, and concluded that there are no significant subsequent events to disclose in these financial statements.