Form 10-Q
period 2026-07-31
Venyra Corp
filed 2026-09-14
CIK 2074652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2026

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

Juvenal Victor

Fontes Dos Santos

Carrer de Colon, 10, 13, Ensanche, 46004, Valencia, Valencia, Spain

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

Yes [X]       No [ ]

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,564,000 common shares issued and outstanding as of September 14, 2026.

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

Venyra Corporation

Condensed Balance Sheets

	As of July 31, 2026 (Unaudited)	As of April 30, 2026

ASSETS
Current Assets
Cash	$4,516	$4,798
Prepaid Expense	21,100	9,750
Total Current Assets	25,616	14,548

Intangible Assets	61,751	65,490
Total Intangible Assets	61,751	65,490
TOTAL ASSETS	$87,367	$80,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Deferred Revenue	27,301	15,751
Loan from Related Parties	56,002	56,002
Total Current Liabilities	83,303	71,753
TOTAL LIABILITIES	$83,303	$71,753

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 5,564,000 shares issued and outstanding as of July 31, 2026 and April 30, 2026, respectively	5,564	5,564
Additional Paid-in Capital	43,838	43,838
Accumulated Deficit	(45,338)	(41,117)
Total Stockholders’ Equity	$4,064	$8,285
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,367	$80,038

See accompanying notes, which are an integral part of these condensed financial statements

Venyra Corporation

Condensed Statements of Operations for the three months ended July 31, 2026 and 2025 (Unaudited)

	Three months ended July 31, 2026	Three months ended July 31, 2025
REVENUES	$17,700	$-
COST OF REVENUE
Amortization	3,739	966
Platform Operating Expenses	6,000	4,400
TOTAL COST OF REVENUE	9,739	5,366

GROSS PROFIT (LOSS)	7,961	(5,366)

OPERATING EXPENSES
General & Administrative Expenses	12,182	6,711
TOTAL OPERATING EXPENSES	$12,182	$6,711

LOSS FROM OPERATIONS	$(4,221)	$(12,077)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(4,221)	$(12,077)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,564,000	4,000,000

See accompanying notes, which are an integral part of these condensed financial statements

Venyra Corporation

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

For the three months ended July 31, 2026 and 2025 (Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance at April 30, 2025	4,000,000	$4,000	$-	$(1,429)	$2,571
Net Loss	-	-	-	(12,077)	(12,077)
Balance at July 31, 2025	4,000,000	4,000	-	(13,506)	(9,506)

Balance at April 30, 2026	5,564,000	$5,564	$43,838	$(41,117)	$8,285
Net Loss	-	-	-	(4,221)	(4,221)
Balance at July 31, 2026	5,564,000	$5,564	$43,838	$(45,338)	$4,064

See accompanying notes, which are an integral part of these condensed financial statements

Venyra Corporation

Condensed Statements of Cash Flows

For the three months ended July 31, 2026 and 2025

(Unaudited)

	For the three months ended July 31, 2026	For the three months ended July 31, 2025
OPERATING ACTIVITIES
Net Loss	$(4,221)	$(12,077)
Adjustments to reconcile Net loss to Net Cash used in operations:
Amortization	3,739	966
Changes in operating assets and liabilities:
Prepaid Expense	(11,350)	(4,000)
Deferred Revenue	11,550	4,250
Accounts Payable	-	(3,500)
Net Cash Used in Operating Activities	$(282)	$(14,361)

INVESTING ACTIVITIES
Development of Intangible Assets	-	(21,960)
Net Cash Used in Investing Activities	$-	$(21,960)

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	-	36,757
Proceeds from the Sale of Common Stock	-	-
Net Cash Provided by Financing Activities	$-	$36,757

Net Cash decrease (increase) for Period	$(282)	$436

Cash at Beginning of Period	$4,798	$4,000
Cash at End of Period	$4,516	$4,436

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

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

Note 2 – Going Concern

The financial statements were prepared on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the near future. Venyra Corporation generated revenue of $17,700 and incurred a net loss of $4,221 for the three months ended July 31, 2026 and further losses are anticipated in the development of its business. As of July 31, 2026, the Company had cash of $4,516 and an accumulated deficit of $45,338. As a result, there is substantial doubt about the Company's ability to operate as a going concern.

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

As of July 31, 2026, our cash balance was $4,516.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of July 31, 2026 and April 30, 2026, prepaid expenses amounted to $21,100 and $9,750, respectively. The balance will be amortized on a straight-line basis over the applicable service period.

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

No events or changes in circumstances were identified during the three months ended July 31,2026 indicating that the carrying amount of the Company's long-lived assets may not be recoverable. Accordingly, no impairment losses were recognized for the period.

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

No potentially dilutive common shares were outstanding for the period included.

The following table presents the calculation of basic and diluted net loss per share:

	For the three months ended July 31, 2026	For the three months ended July 31, 2025
Net loss	$(4,221)	$(12,077)
Weighted average common shares outstanding - basic and diluted	5,564,000	4,000,000
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

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

For the three months ended July 31, 2026 and 2025, the Company recorded revenue of $17,700 and $0, respectively. During the three months ended July 31, 2026, $8,850 of revenue was recognized that was included in the deferred revenue balance at the beginning of the period. Deferred revenue was $27,301 and $15,751 and Accounts Receivable was $0 and $0 as of July 31, 2026 and April 30, 2026 respectively.

Customer Concentration

In accordance with FASB ASC 280-10-50-42 and ASC 275-10-50, the Company evaluates customer concentration risks on a quarterly basis. For the three months ended July 31, 2026, five customers individually accounted for 10% or more of the Company's total revenue of $17,700, representing 24.0%, 16.5%, 16.4%, 14.4%, and 14.4% of total revenue, respectively. For the three months ended July 31, 2025, no single customer accounted for 10% or more of total revenue. The Company operates in a single reportable operating segment.

Cost of Revenue

Cost of revenue consists of costs directly attributable to delivering the Company's API-based subscription services to customers. For the three months ended July 31, 2026, cost of revenue totaled $9,739, comprised of amortization of the Company's capitalized website and API software of $3,739, platform maintenance expenses of $6,000. These costs are expensed as incurred, except for amortization, which is recognized on a straight-line basis over the estimated useful life of the underlying capitalized asset.

Reclassification of Prior Period Amounts

Certain amounts for the period ended July 31, 2025 have been reclassified from operating expenses to cost of revenue to conform to the current-period presentation. These reclassifications were made to improve the consistency and comparability of the financial statements and had no effect on total expenses, net income (loss), total assets, total liabilities, or stockholders' equity as previously reported.

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

Amortization of the Company's capitalized website and API software is classified as cost of revenue, as these assets constitute the platform through which the Company's revenue-generating services are delivered to customers. Amortization expense was $3,739 and $966 recorded within cost of revenue for the three months ended July 31, 2026 and 2025, respectively.

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

The Company calculates its interim income tax provision in accordance with ASC 740-270. For the three months ended July 31, 2026 and 2025, the Company recorded no income tax provision or benefit due to net operating losses and a full valuation allowance against its deferred tax assets. As of July 31, 2026, there were no material changes to the Company’s uncertain tax positions or valuation allowance from April 30, 2026.

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

Segment Reporting

The Company operates as a single operating and reporting segment, providing AI-powered software and API-based services for business planning, business naming, and related business development tools through web-based and API interfaces, primarily serving startups, entrepreneurs, and small businesses. Our Chief Executive Officer is our Chief Operating Decision Maker, (“CODM”) who evaluates performance and makes operating decisions about allocating resources considering our single geographical area and on a consolidated basis. Accordingly, the CODM considers the revenue and operating expenses of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed in these financial statements that are regularly provided to the CODM.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which requires enhanced disclosures regarding specific income statement expense categories. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this ASU; however, it affects disclosures only and will not impact financial position or results of operations.

Management has evaluated other recently issued or adopted accounting standards and determined they will not have a material impact on the Company's financial statements.

Note 4 – Intangible Assets

The Company capitalizes costs related to developed software, including its website and API, in accordance with ASC 350-40, Internal-Use Software. Capitalization commences when the preliminary project stage is complete and management authorizes the project. These costs are amortized on a straight-line basis over an estimated useful life of five years.

Intangible assets amounts are as follows:

	Website Development	API Development	Total
Estimated Useful Life (Years)	5	5
Total Cost of the Asset	$19,300	$55,460	$74,760
Accumulated Amortization at July 31, 2026	(4,944)	(8,065)	(13,009)
Net Book Value at July 31, 2026	$14,356	$47,395	$61,751
Amortization for three months ended July 31, 2026	$966	$2,773	$3,739
Amortization for three months ended July 31, 2025	$966	$-	$966

Capitalized intangible assets consist of third-party developed software, including a website ($19,300) and API software ($55,460), totaling $74,760 as of July 31, 2026. The assets are amortized on a straight-line basis over five years.

Amortization expense for the three months ended July 31, 2026 and 2025, was $3,739 and $966, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2027 and each of the four succeeding fiscal years as of July 31, 2026 is as follows:

Fiscal Year	Amortization Expense
2027	$11,213
2028	$14,952
2029	$14,952
2030	$14,952
2031	$5,682
Total	$61,751

Note 5 – Capital Stock

The Company is authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share.

As of July 31, 2026 and April 30, 2026, there were 5,564,000 shares of common stock issued and outstanding. There were no issuances or repurchases of common stock during the three months ended July 31, 2026.

Note 6 – Related Party Transactions

The Company may receive advances from related parties to meet its financial needs until it becomes self-sustaining or secures enough funding through equity sales or traditional debt.

As of July 31, 2026, the CEO and sole director of the Company had advanced $56,002 under the original loan agreement dated March 3, 2025 for advances up to $150,000. The loan is non-interest bearing and it is payable on demand.

Note 7 – Commitments and Contingencies

Litigation

The Company is not a party to any material legal proceedings.

Note 8– Subsequent Events

Consistent with ASC 855, Subsequent Events, the Company evaluated subsequent events through September 14, 2026, the date these financial statements were filed, and concluded that there are no significant subsequent events to disclose in these financial statements.

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

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Our Company

The Company was formed on February 20, 2025 in the State of Wyoming.

Overview

Venyra Corporation is a technology company incorporated in the State of Wyoming on February 20, 2025. The Company has developed an artificial intelligence ("AI")-powered platform designed to support entrepreneurs, solopreneurs, and small business teams by providing automated tools for business planning and brand development. The Company's platform is accessible through its official website at https://venyra.net/. The Company currently offers two AI-powered API services, each available under monthly subscription plans and an annual license option.

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

Marketing

The Company expands its customer base primarily through its website, online API documentation, and organic digital marketing, including SEO content and developer community engagement.

In April 2026, the Company executed a six-month marketing services agreement for $9,300 to support initial strategy and brand visibility. During the three months ended July 31, 2026, the Company incurred $4,650 in marketing expenses.

Beyond this engagement, the Company has not launched large-scale marketing campaigns. Future marketing initiatives remain subject to capital availability, and there is no assurance they will result in significant revenue growth.

Employees

Venyra Corporation is a company with no employees, other than Juvenal Victor Fontes Dos Santos, our President, CEO, Treasurer, Secretary, Director. The Company may consider hiring employees if the need arises.

Offices

Our current principal address is Carrer de Colon, 10, 13, Ensanche, 46004 Valencia, Valencia, Spain. Our telephone number is +15623126022.

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

We currently hold no patents, trademarks, or registered copyrights, and do not plan to file for intellectual property protection within the next twelve months, though we may do so as our platform develops.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statement as of April 30, 2026.

Three months ended July 31, 2026 and 2025

Revenue

For the three months ended July 31, 2026, the Company generated revenue of $17,700, compared to $0 for the three months ended July 31, 2025. The increase was primarily driven by customer subscriptions during the current period.

Operating Expenses

Total operating expenses for the three months ended July 31, 2026 were $12,182, compared to $6,711 for the three months ended July 31, 2025. The increase was primarily attributable to marketing, professional fees, and general corporate activities to support business growth.

Net Loss

Net Loss for three months ended July 31, 2026 and 2025 was $4,221 and $12,077, respectively.

Liquidity and Capital Resources

As of July 31, 2026, our total assets were $87,367, which comprised of cash and cash equivalents of $4,516, prepaid expenses of $21,100 and intangible assets of $61,751. Our total liabilities were $83,303, which comprised deferred revenue of $27,301 and a Loan from Related Parties of $56,002.

As of April 30, 2026, our total assets were $80,038, which consisted of cash and cash equivalents of $4,798, prepaid expenses of $9,750, and intangible assets of $65,490. Our total liabilities were $71,753, which comprised deferred revenue of $15,751 and a Loan from Related Parties of $56,002

The Company has accumulated a deficit of $45,338 as of July 31, 2026, compared to $41,117 as of April 30, 2026 and further losses are anticipated in the development of its business.

Cash Flows

Operating Activities. Net cash used in operating activities for the three months ended July 31, 2026 was $282, compared to $14,361 for the three months ended July 31, 2025. The decrease in cash outflows was primarily driven by lower net losses of $4,221 (compared to $12,077 in 2025) and an increase in deferred revenue of $11,550 due to advance customer payments, partially offset by an increase in prepaid expenses of $11,350.

Investing Activities. Net cash used in investing activities for the three months ended July 31, 2026 was $0, compared to $21,960 for the three months ended July 31, 2025. In the prior year period, cash outflows were entirely attributable to the development of software/intangible assets.

Financing Activities. Net cash provided by financing activities for the three months ended July 31, 2026 was $0, compared to $36,757 for the three months ended July 31, 2025. In the prior year period, cash inflows consisted of loan proceeds received from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Current Financial Condition

As of July 31, 2026, our revenue was $17,700 and the Company incurred a loss of $4,221. The Company did not issue any shares during the three months ended July 31, 2026. For more information, please see our financial statements included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2026.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of July 31, 2026, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, including a lack of segregation of duties and limited accounting and financial reporting personnel.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended July 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on September 14, 2026.

Venyra Corporation

By: /s/ Juvenal Victor Fontes Dos Santos
Juvenal Victor Fontes Dos Santos, President, Secretary, Treasurer, Director Principal Executive Officer, Principal Financial and Accounting Officer